Form 10-Q
period 2009-03-31
Lucas Publications, Inc.
filed 2009-05-20
CIK 1446416

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-153923

LUCAS PUBLICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-2728451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

417 West 43rd Street, Suite 4, New York, New York 10036
(Address of Principal Executive Offices)

(347) 497-9810
(Issuer’s telephone number)

None
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009:  6,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]      No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]      No [X]

PART I – FINANCIAL INFORMATION

     Item 1. Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition

     Item 4. Control and Procedures

PART II – OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (March 11, 2008) and three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

LUCAS PUBLICATIONS, INC.

LUCAS PUBLICATIONS, INC.
(A Development Stage Company)

BALANCE SHEETS
March 31, 2009 (Unaudited) and December 31, 2008 (Unaudited)

	(Unaudited)	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash	$100	$100
Total Assets	$100	$100

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$1,500	$-
Loan Payable (From Director)	$100	$100

Total Liabilities	$1,600	$100

Stockholders' Equity
100,000,000 shares Common Stock
Authorized at $0.0001/par value
6,000,000 shares issued and
outstanding at March 31, 2009 and
June 30, 2008 respectively	$600	$600
Additional Paid-in Capital	11,400	11,400
Deficit accumulated	(13,500)	(12,000)

Total Stockholders' Equity	$(1,500)	$-

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$100	$100

The accompanying footnotes are an integral part of these financial statements.

LUCAS PUBLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three months ended March 31, 2009 (Unaudited) and
the period of March 11, 2008 (Inception) to December 31, 2009 (Unaudited)

	Three Months	Three Months	March 11, 2008
	Ending	Ending	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUES
Revenues	$-	$-	$-

Operating Expense
Administrative Expense	$(1,500)	$-	$12,000

Provision for Income Taxes	-	-	-
Net (Loss)	$(1,500)	$-	$(12,000)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,000,000	6,000,000	6,000,000

The accompanying footnotes are an integral part of these financial statements.

LUCAS PUBLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Three months ended March 31, 2009 (Unaudited) and
the period of March 11, 2008 (Inception) to December 31, 2008 (Unaudited)

	Three Months	Three Months	Inception (March 11, 2008)
	Ending	Ending	Through
	March 31, 2009	March 31, 2008	March 31, 2009

OPERATING ACTIVITIES
Net income (loss)	$(1,500)	$-	$(13,500)
Loan Payable	$-	$-	$-
Accounts Payable	$1,500		$1,500
Total cash provided by (used in) operating activities	$-	$-	$(12,000)

INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-	$-
Total cash provided by (used in) investing activities	$-	$-	$-

FINANCING ACTIVITIES
Issuance of Common Stock	$-	$-	$600
Additional Paid in Capital			$11,400
Loan from Director			$100
Total cash provided by (used in financing activities)	$-	$-	$12,100

Net increase (decrease) in cash	$-	$-	$100

Cash at beginning of period	$100	$-	$100

Cash at end of period	$100	$-	$100

The accompanying footnotes are an integral part of these financial statements.

LUCAS PUBLICATIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Lucas Publications, Inc. (the Company) was incorporated under the laws of the State of Delaware on March 11, 2008.  The Company is a development stage company that intends to publish books which will compete in the general interest book market covering most categories of reading materials.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of  income, cash flows and stockholders equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (US.GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

b.   Fiscal Periods

The Company’s fiscal year end is December 31

c.   Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $100 in cash and cash equivalent at March 31, 2009.

e.  Start-Up Costs

In accordance with the American Institute of Certified Public Accounts Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

f.  Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgement, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

g.   Segmented Reporting

SFAS Number 131, “Disclosure about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

h.   Federal Income Taxes

Deferred  income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

i.  Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.  There are no dilutive shares outstanding.

No significant realized exchange gains or losses were recorded from inception (March 11, 2008) to March 31, 2009

j.  Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the period ended March 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the period ending March 31, 2009.

NOTE 3.   CAPITAL STOCK

a)	Authorized Stock:

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)	Share Issuance:

On June 6, 2008, the Company issued 6,000,000 common shares at $0.002 to the President/Director as compensation for services valued at $12,000.

On June 6, 2008, the company directed the preparation of a form S-1 to register 4,000,000 common shares of the Company at a price of $.01 per share to raise $40,000 for the Company.

NOTE 4.   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2009, the Company has an accumulated deficit of $13,500, working capital of $100 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and implementation of its business plan.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities’ first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 6.  RELATED PARTY TRANSACTIONS

While the company is in its organization phase, the President/Director has advanced funds to the company to pay for the opening of a bank account.  These funds are interest free, with no expectation of repayment.  The balance due to the CFO etc. on March 31, 2009 is $100.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On January 20, 2009 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1 wherein we registered 4,000,000 shares of our $.001 common stock in order to raise $40,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  To date we have not raised any funds.

Results of Operation

The Company did not have any operating income from inception (March 11, 2008) through March 31, 2009. For the quarter ended March 31, 2009, the registrant recognized a net loss of $13,500. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At March 31, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

Exclusive Apparel’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, Exclusive Apparel’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of March 31, 2009 our internal control over financial reporting was ineffective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS PUBLICATIONS, INC.

Date: May 12, 2009

/s/ Alex Lucas
Alex Lucas
President, Secretary and Director