Form 10-Q
period 2009-06-30
Lucas Publications, Inc.
filed 2009-08-07
CIK 1446416

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2009:  6,000,000 shares of common stock.

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (March 11, 2008) and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

LUCAS PUBLICATIONS, INC.

LUCAS PUBLICATIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)	(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

Current Assets
Cash	$94	$100
Total Assets	$94	$100

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$1,500	$-
Loan Payable (From Director)	$100	$100

Total Liabilities	$1,600	$100

Stockholders' Equity
100,000,000 shares Common Stock
Authorized at $0.0001/par value
6,000,000 shares issued and
outstanding at June 30, 2009 and
December 31, 2008 respectively	$600	$600
Additional Paid-in Capital	11,400	11,400
Deficit accumulated	(13,506)	(12,000)

Total Stockholders' Equity	$(1,506)	$-

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$94	$100

The accompanying footnotes are an integral part of these financial statements.

LUCAS PUBLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					March 11, 2008
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ending	Ending	Ending	Ending	through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

REVENUES
Revenues	$-	$-	$-	$-	$-

Operating Expense
Administrative Expense	$6	$12,000	$1,506	$12,000	$13,506

Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(6)	$(12,000)	$(1,506)	$(12,000)	$(13,506)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,000,000	394,512	6,000,000	394,512	6,000,000

The accompanying footnotes are an integral part of these financial statements.

LUCAS PUBLICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

	Six Months	Six Months	Inception (March 11, 2008)
	Ending	Ending	Through
	June 30, 2009	June 30, 2008	June 30, 2009

OPERATING ACTIVITIES
Net income (loss)	$(1,506)	$(12,000)	$(13,506)
Loan Payable	-	-	-
Accounts Payable	$1,500	$-	$1,500
Total cash provided by (used in) operating activities	$(6)	$(12,000)	$(12,006)

INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-	$-
Total cash provided by (used in) investing activities	$-	$-	$-

FINANCING ACTIVITIES
Issuance of Common Stock	$-	$600	$600
Additional Paid in Capital	$-	$11,400	$11,400
Loan from Director	$-	$-	$100
Total cash provided by (used in financing activities)	$-	$12,000	$12,100

Net increase (decrease) in cash	$(6)	$-	$94

Cash at beginning of period	$100	$-	-

Cash at end of period	$94	$-	$94

Supplemental Information	$-	$-	$-

The accompanying footnotes are an integral part of these financial statements.

LUCAS PUBLICATIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

d.  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $94 in cash and cash equivalent at June 30, 2009.

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

No significant realized exchange gains or losses were recorded from inception (March 11, 2008) to June 30, 2009

j.  Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the period ended June 30, 2009, the Company had no items of other comprehensive income.

Therefore, net loss equals comprehensive loss for the period ending June 30, 2009.

NOTE 3.   CAPITAL STOCK

a)	Authorized Stock:

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

(b)	Share Issuance:

On June 6, 2008, the Company issued 6,000,000 common shares at $0.002 to the President/Director as compensation for services valued at $12,000.

On June 6, 2008, the company directed the preparation of a form S-1 to register 4,000,000 common shares of the Company at a price of $.01 per share to raise $40,000 for the Company.

NOTE 4.   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2009, the Company has an accumulated deficit of $13,506, working capital of $94 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 6.  RELATED PARTY TRANSACTIONS

While the company is in its organization phase, the President/Director has advanced funds to the company to pay for the opening of a bank account.  These funds are interest free, with no expectation of repayment.  The balance due to the CFO etc. on June 30, 2009 is $100.

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

Results of Operation

The Company did not have any operating income from inception (March 11, 2008) through June 30, 2009. For the quarter ended June 30, 2009, the registrant recognized a net loss of $6.00. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

Lucas Publication’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, Lucas Publication’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of June 30, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the quarter ended June 30, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS PUBLICATIONS, INC.

Date: August 7, 2009

/s/ Alex Lucas
Alex Lucas
President, Secretary and Director